Form 10-Q
period 1995-04-30
ABS INDUSTRIES INC /DE/
filed 1995-06-14
CIK 313368

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934





For Quarter Ended               April 30, 1995
                 --------------------------------------------------------------

Commission File Number          0-9556
                      ---------------------------------------------------------

                              ABS INDUSTRIES, INC.
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                              34-0074580
- - -------------------------------------------------------------------------------
      (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)          Identification No.)


       Interstate Square I, Suite 300, Willoughby, OH            44094
- - -------------------------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)


                                 (216) 946-2274
- - -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   .
No       .                                         ------
  --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                            Outstanding at
           Class                            April 30, 1995
           -----                            --------------
   Common Stock, without                       5,052,000
         par value

                               PART I.  FINANCIAL INFORMATION
                               Item 1. Financial Statements



                             ABS INDUSTRIES, INC.
                             STATEMENTS OF INCOME
              Dollar Amounts in Thousands, Except Per Share Data
                                  (Unaudited)

                                                 SIX MONTHS ENDED APRIL 30
                                               1995                    1994
                                            ------------------------------------
NET SALES                                         $52,408               $42,351

COSTS & EXPENSES
   Costs of products sold                          42,756                34,857
   Admin. & selling expenses                        2,826                 2,365
   Interest expense                                 2,593                 1,562
                                                ---------             ---------
                                                   48,175                38,784
                                                ---------             ---------
INCOME BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING FOR INCOME TAXES                   4,233                 3,567

   Income taxes                                     1,524                 1,213
                                                ---------             ---------
INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING FOR INCOME TAXES           $2,709                $2,354

CUMULATIVE EFFECT AS OF NOVEMBER 1, 1993
   OF CHANGE IN METHOD OF ACCOUNTING
   FOR INCOME TAXES                                                         332
                                                ---------             ---------
                   NET INCOME                      $2,709                $2,686
                                                =========             =========
EARNINGS PER SHARE:

INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING FOR INCOME TAXES            $0.54                 $0.47

CUMULATIVE EFFECT AS OF NOVEMBER 1, 1993
   OF CHANGE IN METHOD OF ACCOUNTING
   FOR INCOME TAXES                                                        0.06
                                                ---------             ---------
                   NET INCOME                       $0.54                 $0.53
                                                =========             =========
AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING                     5,052,000             5,052,000
                                                =========             =========

See notes to unaudited financial statements.




                              ABS INDUSTRIES, INC.
                              STATEMENTS OF INCOME
               Dollar Amounts in Thousands, Except Per Share Data
                                  (Unaudited)



                                                THREE MONTHS ENDED APRIL 30
                                                    1995            1994
                                                ---------------------------
NET SALES                                           $29,725         $25,959

COSTS & EXPENSES
   Costs of products sold                            23,502          21,074
   Admin. & selling expenses                          1,562           1,290
   Interest expense                                   1,421             767

                                                  _________       _________
                                                     26,485          23,131
                                                  ---------       ---------

INCOME FROM OPERATIONS BEFORE
   INCOME TAXES                                       3,240           2,828

   Income taxes                                       1,167             962
                                                  ---------       ---------

NET INCOME                                           $2,073          $1,866
                                                  =========       =========

PER SHARE OF COMMON STOCK:


  Net Income                                          $0.41           $0.37
                                                  =========       =========

AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING                       5,052,000       5,052,000
                                                  =========       =========

See notes to unaudited financial statements.



                              ABS INDUSTRIES, INC.
                        STATEMENTS OF FINANCIAL POSITION
                          Dollar Amounts in Thousands

                                                                        APRIL 30           OCTOBER 31
                                                                          1995                1994
                                                                       ----------          -----------
ASSETS                                                                 (Unaudited)
Current Assets
   Cash                                                                     $435                 $159

   Accounts Receivable                                                    26,606               18,103
   Inventories
          Raw material                                                     2,744                1,989
          Work-in-process & finished goods                                 5,683                5,185
                                                                       ---------            ---------
                                                                           8,427                7,174
   Prepaid expenses & other                                                9,738                8,360
                                                                       ---------            ---------
                   TOTAL CURRENT ASSETS                                   45,206               33,796

Restricted cash equivalents-construction fund                                461                4,245

Property, Plant and Equipment                                             86,601               76,434
Allowances for Depreciation                                              (22,751)             (20,664)
                                                                       ---------            ---------
                                                                          63,850               55,770
                                                                       ---------            ---------
                                                                        $109,517              $93,811
                                                                       =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable                                                          $3,940
   Accounts payable                                                       19,091              $14,142
   Accrued expenses                                                        5,510                4,685
   Current portion of long-term debt                                       7,119                6,767
                                                                       ---------            ---------
                   TOTAL CURRENT LIABILITIES                              35,660               25,594

Deferred Income Taxes                                                      1,639                1,639
Long-Term Debt                                                            55,699               52,263

Shareholders' Equity
   Common stock, without par value, at stated
     capital:  authorized 12,000,000 shares,
     issued 6,000,000 shares                                               2,606                2,606
   Treasury stock, at cost, 948,000 shares                                (1,764)              (1,764)
   Retained earnings                                                      15,677               13,473
                                                                       ---------            ---------
                                                                          16,519               14,315
                                                                       ---------            ---------
                                                                        $109,517              $93,811
                                                                       =========            =========

See notes to unaudited financial statements.





                              ABS INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOW
                          Dollar Amounts in Thousands
                                  (Unaudited)

                                                               SIX  MONTHS ENDED APRIL
                                                             1995                  1994
                                                          ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $2,709              $2,686
  Adjustments to reconcile net income to
  net cash from operating activities:
  Depreciation and amortization                                2,125               1,645
  Provision for deferred income taxes                              0                 881
  Changes in operating assets and
    liabilities:
      Trade accounts receivable                               (8,503)             (1,082)
        Inventories                                           (1,253)             (3,874)
        Prepaid expenses                                      (1,378)               (598)
        Accounts payable                                       4,949               3,013
        Accrued expenses                                         825                (318)
        Other                                                      0                   0
                                                       -------------          ----------

            NET CASH PROVIDED FROM
            OPERATING ACTIVITIES                                (526)              2,353

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction fund                                            3,784              (7,010)
  Purchases of property, plant and equipment                 (10,167)             (8,989)
                                                       -------------          ----------

            NET CASH (USED IN)
            INVESTING ACTIVITIES                              (6,383)            (15,999)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                  3,940                   0
  Proceeds from revolving line of credit                      10,895              12,901
  Payments on revolving line of credit                        (6,866)            (11,101)
  Proceeds from long-term debt                                 3,185              15,448
  Payments on long-term debt                                  (3,464)             (3,104)
  Cash dividends                                                (505)               (505)
  Receipt from  employee stock purchase plan                       0                  68
  Financing costs                                                  0                (104)
                                                       -------------          ----------
            NET CASH PROVIDED FROM
            FINANCING ACTIVITIES                               7,185              13,603
                                                       -------------          ----------
            INCREASE (DECREASE) IN CASH                          276                 (43)

Cash at beginning of period                                      159                 103
                                                       -------------          ----------
            CASH AT END OF PERIOD                               $435                 $60
                                                       =============          ==========


See notes to unaudited financial statements.

                              ABS INDUSTRIES, INC.
                    Notes To Unaudited Financial Statements
                         (Dollar amounts in thousands)


Note A - The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for the fair presentation of financial position, statements of income and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments have been made which are necessary for a fair statement of the results of operations for the six month period ended April 30, 1995 and April 30, 1994. The adjustments made to the unaudited financial statements were of a normal, recurring nature. The results for the six months ended April 30, 1995 are not necessarily indicative of the results to be expected for the year ending October 31, 1995.


Note B - Total interest paid by the Company on its short and long-term debt obligations in the six months ended April 30, 1995 and 1994 was $2,756 and $1,715 respectively.


Note C - The financial information included herein has been taken from the records of the Company without examination by independent auditors.


Note D - Change in Method of Accounting for Income Taxes


         Effective November 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are in effect currently. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method, under which deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and was measured at the tax rate in effect in the year the difference originated.


         As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The cumulative effect of the change increased net income by $332 or $.06 per share in the six month period ended April 30, 1994.

Item 2.  Management's Discussion and Analysis




Sales for the second quarter ended April 30, 1995 increased 15% to a record $29,725,000 from $25,959,000 in the second quarter 1994. After-tax income from operations increased 11% to a record $2,075,000 ($.41 per share) from $1,866,000 ($.37 per share) for the second quarter 1994.


Sales for the six months ended April 30, 1995 were $52,408,000, a 24% increase over $42,351,000 in the year earlier period. After-tax income from operations was $2,709,000 ($.54 per share) for the six month period ended April 30, 1995, a 15% increase over $2,354,000 ($.47 per share) for the same period a year ago.


On November 23, 1994, ABS issued a letter of intent to acquire Machine Tool & Gear, Inc. (MT & G) in an exchange of stock. The purpose of the acquisition was to add machining capability and meet customer demand.
After some due diligence we have decided to add additional machining capability to Colmach in space built in 1994 rather than purchase MT & G. This capability, including spline rolling, induction hardening, gun drilling and broaching, will be in place beginning August 1995.


The additional machining capability as well as the global competitiveness of our cost structure is expected to produce record years in 1995, 1996 and 1997, matching the historical perspective of 15-20% sales increase per year. Overtime and other expenses remain under control creating expectations for higher levels of profitability.

PART II OTHER INFORMATION


Item 6.  (a) Exhibits Reports on Form 8-K

             27 Financial Data Schedule


         (b) Reports on Form 8-K
             Not applicable


                                   SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be filed on its behalf by the undersigned thereunto duly authorized.



                                     ABS Industries, Inc.


                                  by  /s/ William J. McCarthy
                                     ------------------------------------------
                                     William J. McCarthy
                                     President and Chief Executive Officer



                                      /s/ Theodore Ursu III
                                     ------------------------------------------
                                     Theodore Ursu III
                                     Corporate Controller
                                     (Chief Accounting Officer)





Dated:  June 12, 1995