Form 10-Q
period 1995-07-31
ABS INDUSTRIES INC /DE/
filed 1995-09-13
CIK 313368

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For Quarter Ended                  July 31, 1995
 ................................................................................

Commission File Number             0-9556
 ................................................................................

                             ABS INDUSTRIES, INC.
 ................................................................................
            (Exact name of registrant as specified in its charter)

           Delaware                                      34-0074580
 ................................................................................
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

Interstate Square I, Suite 300, Willoughby, Oh          44094
 ................................................................................
(Address of principal executive offices)                (Zip Code)

                                (216) 946-2274
 ................................................................................
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X .
No                                                 ---
  ---.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                      Outstanding at
       -----                                       July 31, 1995
                                                  --------------
  Common Stock, without                              5,052,000
    par value

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements


                             ABS INDUSTRIES, INC.
                             STATEMENTS OF INCOME
              Dollar Amounts in Thousands, Except Per Share Data
                                 (Unaudited)

                                                  NINE MONTHS ENDED JULY 31
                                               1995                      1994
                                              ----------                ---------
NET SALES                                        $78,975                  $66,250

COSTS & EXPENSES
 Costs of products sold                           64,153                   54,717
 Admin. & selling expenses                         4,361                    3,527
 Interest expense                                  4,230                    2,526
                                              ----------                ---------
                                                  72,744                   60,770
                                              ----------                ---------
INCOME BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING FOR INCOME TAXES                    6,231                    5,480

 Income taxes                                      2,212                    1,863
                                              ----------                ---------
INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING FOR INCOME TAXES            $4,019                   $3,617

CUMULATIVE EFFECT AS OF NOVEMBER 1, 1993
 OF CHANGE IN METHOD OF ACCOUNTING
 FOR INCOME TAXES                                                             332
                                              ----------                ---------
                        NET INCOME                $4,019                   $3,949
                                              ==========                =========

EARNINGS PER SHARE:

INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING FOR INCOME TAXES             $0.80                    $0.72

CUMULATIVE EFFECT AS OF NOVEMBER 1, 1993
 OF CHANGE IN METHOD OF ACCOUNTING
 FOR INCOME TAXES                                                            0.06
                                              ----------                ---------
                        NET INCOME                $ 0.80                    $0.78
                                              ==========                =========

AVERAGE NUMBER OF SHARES OF
 COMMON STOCK OUTSTANDING                      5,052,000                5,052,000
                                              ==========                =========


See notes to unaudited financial statements.

                             ABS INDUSTRIES, INC.
                             STATEMENTS OF INCOME
              Dollar Amounts in Thousands, Except Per Share Data
                                 (Unaudited)


                                                   THREE MONTHS ENDED JULY 31
                                                  1995                    1994
                                                ---------               ---------
NET SALES                                          26,567                 $23,899

COSTS & EXPENSES
 Costs of products sold                            21,397                  19,860
 Admin. & selling expenses                          1,535                   1,162
 Interest expense                                   1,637                     964
                                                ---------               ---------
                                                   24,569                  21,986
                                                ---------               ---------

INCOME FROM OPERATIONS BEFORE
 INCOME  TAXES                                      1,998                   1,913
 Income taxes                                         688                     650
                                                ---------               ---------
NET INCOME                                         $1,310                  $1,263
                                                =========               =========
PER SHARE OF COMMON STOCK:

 Net Income                                         $0.26                   $0.25
                                                =========               =========

AVERAGE NUMBER OF SHARES OF
 COMMON STOCK OUTSTANDING                       5,052,000               5,052,000
                                                =========               =========


See notes to unaudited financial statements.

                             ABS INDUSTRIES, INC.
                       STATEMENTS OF FINANCIAL POSITION
                         Dollar Amounts in Thousands


                                                JULY 31               OCTOBER 31
                                                 1995                    1994
                                              ----------              ----------
ASSETS                                       (Unaudited)
Current Assets
 Cash                                               $298                   $159

 Accounts Receivable                              28,932                 18,103
 Inventories
 Raw material                                      2,588                  1,989
 Work-in-process & finished goods                  7,651                  5,185
                                              ----------              ----------
                                                  10,239                  7,174

 Prepaid expenses & other                         10,506                  8,360

                                              ----------              ----------
        TOTAL CURRENT ASSETS                      49,975                 33,796

Restricted cash equivalents-construction fund        119                  4,245

Property, Plant and Equipment                     89,081                 76,434
Allowances for Depreciation                      (23,795)               (20,664)
                                              ----------              ----------
                                                  65,286                 55,770
                                              ----------              ----------
                                                $115,380                $93,811
                                              ==========              ==========

LIABILITIES AND SHAREHOLDERS'EQUITY
Current Liabilities
 Notes payable                                   $12,000                     $0
 Accounts payable                                 16,417                 14,142
 Accrued expenses                                  6,381                  4,685
 Current portion of long-term debt                 7,119                  6,767
                                              ----------              ----------
                    TOTAL CURRENT LIABILITIES     41,917                 25,594

Deferred Income Taxes                              1,639                  1,639
Long-Term Debt                                    54,248                 52,263

Shareholders' Equity
 Common stock, without par value, at stated
 capital: authorized 12,000,000 shares,
  issued 6,000,000 shares                          2,606                  2,606
 Treasury stock, at cost, 948,000 shares          (1,764)                (1,764)
 Retained earnings                                16,734                 13,473
                                              ----------              ----------
                                                  17,576                 14,315
                                              ----------              ----------
                                                  17,576                 14,315
                                              ----------              ----------
                                                $115,380                $93,811
                                              ==========              ==========

See notes to unaudited  financial statements.


                             ABS INDUSTRIES, INC.
                           STATEMENTS OF CASH FLOW
                         Dollar Amounts in Thousands
                                 (Unaudited)

                                                                  NINE MONTHS ENDED JULY 31
                                                                 1995                    1994
                                                                -------                -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                      $4,019                 $3,949
 Adjustments to reconcile net income to
 net cash from operating activities:
 Depreciation and amortization                                    3,188                  2,522
 Provision for deferred income taxes                                  0                  1,531
 Changes in operating assets and
 liabilities:
  Trade accounts receivable                                     (10,829)                (1,071)
  Inventories                                                    (3,065)                (5,263)
  Prepaid expenses                                               (2,146)                  (846)
  Accounts payable                                                2,275                  1,701
  Accrued expenses                                                1,696                   (524)
  Other                                                               0                      0
                                                                -------                -------
        NET CASH PROVIDED FROM
        OPERATING ACTIVITIES                                    (4,862)                 1,999

CASH FLOWS FROM INVESTING ACTIVITIES:
 Construction fund                                                4,126                 (5,129)
 Purchases of property, plant and equipment                     (12,647)               (12,532)
                                                                -------                -------

        NET CASH (USED IN)
        INVESTING ACTIVITIES                                     (8,521)               (17,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                                     12,000                      0
 Proceeds from revolving line of credit                          11,352                 23,717
 Payments on revolving line of credit                            (7,112)               (18,774)
 Proceeds from long-term debt                                     3,185                 16,044
 Payments on long-term debt                                      (5,145)                (4,603)
 Cash dividends                                                    (758)                  (758)
 Receipt from employee stock purchase plan                            0                     68
 Financing costs                                                      0                   (104)
                                                                -------                -------
                 NET CASH PROVIDED FROM
                 FINANCING ACTIVITIES                            13,522                 15,590
                                                                -------                -------
                 INCREASE (DECREASE) IN CASH                        139                    (72)

Cash at beginning of period                                         159                    103
                                                                -------                -------
                    CASH AT END OF PERIOD                          $298                    $31
                                                                =======                =======


See notes to unaudited financial statements.

                             ABS INDUSTRIES, INC.
                   Notes To Unaudited Financial Statements
                        (Dollar amounts in thousands)

Note A - The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for the fair presentation of financial position, statements of income and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments have been made which are necessary for a fair statement of the results of operations for the nine month period ended July 31, 1995 and July 31, 1994. The adjustments made to the unaudited financial statements were of a normal, recurring nature. The results for the nine months ended July 31, 1995 are not necessarily indicative of the results to be expected for the year ending October 31, 1995.

Note B - Total interest paid by the Company on its short and long-term debt obligations in the nine months ended July 31, 1995 and 1994 was $4,428 and $2,827 respectively.

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

         As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The cumulative effect of the change increased net income by $332 or $.06 per share in the nine month period ended July 31, 1994.

Item 2. Management's Discussion and Analysis


Sales for the third quarter ended July 31, 1995 increased 11% to a record $26,567,000 from $23,899,000 in the third quarter 1994. After-tax income from operations increased 4% to $1,310,000 ($.26 per share) from $1,263,000 ($.25 per share) for the third quarter 1994.

Sales for the nine months ended July 31, 1995 were $78,975,000, a 19% increase over $66,250,000 in the year earlier period. After-tax income from operations was $4,019,000 ($.80 per share) for the nine month period ended July 31, 1995, an 11% increase over $3,617,000 ($.72 per share) for the same period a year ago.

Sales for the fiscal year 1995 ending October 31 are expectd to advance
10% plus to approximately $105,000,000. Sales for fiscal 1996 look very strong with the probability of increasing 25% plus to approximately $135,000,000. Rough and finished machining at Colmach are continuing to grow at a 50% plus rate.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             27    Financial Data Schedule

        (b)  Reports on Form 8-K

             None required



                                  SIGNATURES
                                  ----------

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be filed on its behalf by the undersigned thereunto duly authorized.

                                        ABS Industries, Inc.

                                     by /s/ William J. McCarthy
                                        -------------------------------------
                                        William J. McCarthy
                                        President and Chief Executive Officer

                                        /s/ Theodore Ursu III
                                        -------------------------------------
                                        Theodore Ursu III
                                        Corporate Controller
                                        (Chief Accounting Officer)



Dated: September 12, 1995