Form 10-K
period 1995-10-31
ABS INDUSTRIES INC /DE/
filed 1996-01-30
CIK 313368

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                    FORM 12b-25
                                                     SEC FILE NUMBER
                                                          0-9556
                            NOTIFICATION OF LATE FILING

(Check One): /X/Form 10-K  / / Form 20-F / / Form 11-K / /
Form 10-Q / / Form N-SAR
                                                      CUSIP NUMBER
                                                      000781-10-4

For Period Ended: OCTOBER 31, 1995
[  ] Transition Report on Form 10-K
[  ] Transition Report on Form 20-F
[  ] Transition Report on Form 11-K
[  ] Transition Report on Form 10-Q
[  ] Transition Report on Form N-SAR
For the Transition Period Ended:

      READ INSTRUCTIONS (ON BACK Page) BEFORE PREPARING FORM.
PLEASE PRINT OR TYPE.
NOTHING IN THIS FORM SHALL BE CONSTRUED TO IMPLY THAT THE
COMMISSION HAS VERIFIED ANY INFORMATION CONTAINED HEREIN.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

PART I - REGISTRATION INFORMATION

                               ABS INDUSTRIES, INC.
Former Name of Registrant


Former Name if Applicable

                            SUITE 300, INTERSTATE SQUARE
Address of Principal Executive Office (STREET AND NUMBER)

                              WILLOUGHBY, OHIO  44904
City, State and Zip Code

PART II - RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12-25(b), the following should be completed. (Check box if appropriate)

       (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;
       (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K or Form N-SAR,
/X/ or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date;
            <BEGIN FOOTNOTE>See Part III<END FOOTNOTE>or the
            subject quarterly report of transition report on Form 10-Q, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and
       (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III - NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, N-SAR, or the Transition report or portion thereof, could not be filed within the prescribed time period.

          The Registrant's Form 10-K for the year ended October 31, 1995 cannot be timely filed for the following reasons:

          (1) In early January 1996 the registrant determined that previously reported sales and results of operations for the first, second and third fiscal quarters of 1995 as well as for the fiscal years ended
               October 31, 1994 and 1993 will require restatement because certain previously reported sales were recognized prematurely as criteria for revenue recognition had not been met. Such restatement has not been completed as detailed below.

          (2) At the time the registrant determined to restate its reported sales and results of operations it also determined to review other accounting related matters with its independent auditors and to engage an independent consultant to advise the registrant in connection with its financial status. At such time the registrant's corporate controller was relieved of his duties and a principal of the independent consultant was appointed chief executive officer of the registrant's two operating subsidiaries.

          (3) At such time the registrant also faced a severe liquidity crisis and was working with, and continues to work with, on a daily basis, its senior lenders and major customers to reach a financial accommodation. On January 26, 1996, the registrant announced it had reached an agreement in principal with its senior lenders and certain major customers for a 90-day financing arrangement which is expected to allow the registrant sufficient time to pursue the previously announced sale of its businesses.

          (4) In connection with the foregoing, the registrant is currently reviewing financial and accounting matters with its independent consultant and independent auditors and has neither completed the restatement of its reported sales and results of operations referred to in clause (i) above nor closed its books for fiscal 1995.
               The registrant's review of such matters is ongoing and the registrant will complete the restatement and the audit of its fiscal year ended October 31, 1995 as soon as reasonably practical.

          The registrant does not expect to complete such financial information prior to the time period contemplated by paragraph (b) of Part II of this Form 12b-25.

PART IV - OTHER INFORMATION

(1) Name and telephone number of persons to contact in regard to this notification

     WILLIAM J. MCCARTHY         (216)            946-2274
     (Name)                   (Area Code)    (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or
     Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s).
                                                /X/ Yes  / / No

(3)  Is it anticipated that any significant change in results of operations from the corresponding period for the
     last fiscal year will be reflected by the earnings
     statements to be included in the subject report or
     portion thereof?                           /X/ Yes / / No

     If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

          Due to the restatement of the registrant's reported sales and results of operations indicated above, reported results of operations will be adjusted downward. In addition, as a result of such restatement and in light of other matters currently under review by the registrant it is anticipated that the registrant's loss of its fourth fiscal quarter of 1995 will be greater than the previously announced estimate of $2.5 million. Because neither the restatement of the registrant's financial statements nor the 1995 audit have been completed, a reasonable estimate of such loss cannot be quantified at this time. However, the registrant does anticipate that the downward adjustment for the fourth fiscal quarter of 1995 will be material.

                              ABS Industries, Inc.
                  Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date JANUARY 30, 1996      By
                              /s/    William J. McCarthy

                                     William J. McCarthy
                           President and Chief Executive Officer


INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statements signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.

                             ATTENTION


INTENTIONAL MISSTATEMENTS OR OMISSIONS OF FACT CONSTITUTE
FEDERAL CRIMINAL VIOLATIONS (SEE 18 U.S.C. 1001).

                      GENERAL INSTRUCTIONS

1. This form is required by Rule 12b-25 (17 CFR 240.12b-25) of the General Rules and Regulations under the Securities
     Exchange Act of 1934.

2. One signed original and four conformed copies of this form and amendments thereto must be completed and filed with the Securities and Exchange Commission, Washington, D.C. 20549, in accordance with Rule 0-3 of the General Rules and Regulations under the Act. The information contained in or filed with the form will be made a matter of public record in the Commission files.

3. A manually signed copy of the form and amendments thereto shall be filed with each national securities exchange on which any class of securities of the registrant is registered.

4. Amendments to the notifications must be also be filed on 12b-25 but need not restate information that has been correctly furnished. The form shall be clearly identified as an amended notification.

5. ELECTRONIC FILERS. This form shall not be used by electronic filers unable to timely file a report solely due to electronic difficulties. Filers unable to submit a report within the time period prescribed due to difficulties in electronic filing should comply with either Rule 201 or Rule 202 of Regulation S-T
     (Section 232.201 or Section 232.202 of this chapter) or apply for an adjustment in filing date pursuant to Rule 13(b) of Regulation S-T (Section 232.13(b) of this chapter).